Form 10-Q
period 2013-09-30
Dutchess Holdings Corp.
filed 2013-11-19
CIK 1567520

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 18, 2013.

DUTCHESS HOLDINGS CORP.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet as of September 30, 2013 (Unaudited) and March 31, 2013	2

	Statement of Operations (Unaudited) for the Three and Six Months Ended September 30, 2013, the Period from August 29, 2012 (Inception) to September 30, 2012 and for the Period from August 29, 2012 (Inception) to September 30, 2013	3

	Statement of Stockholder's Deficiency for the Period from August 29, 2012 (Inception) to September 30, 2013 (Unaudited)	4

	Statement of Cash Flows (Unaudited) for the Six Months Ended September 30, 2013, the Period from August 29, 2012 (Inception) to September 30, 2012 and for the Period from August 29, 2012 (Inception) to September 30, 2013	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and 10 Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 16, 2013.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)
	September 30, 2013	March 31, 2013
ASSETS

CURRENT ASSETS:
Cash	$2,511	$4,052

Total Current Assets	2,511	4,052

TOTAL ASSETS	$2,511	$4,052

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,884	$26,199
Loan payable - related party	3,400	-
Note payable - related party	28,766	-

Total Current Liabilities	43,050	26,199

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	9,500	9,500
Accumulated deficit during the development stage	(50,539)	(32,147)

Total Stockholder's Deficiency	(40,539)	(22,147)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$2,511	$4,052

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
	For The Six Months Ended September 30, 2013	For The Three Months Ended September 30, 2013	From August 29, 2012 (Inception) to September 30, 2012	Cumulative From August 29, 2012 (Inception) to September 30, 2013

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	18,128	8,828	337	50,275

(LOSS) BEFORE OTHER EXPENSES	(18,128)	(8,828)	(337)	(50,275)

INTEREST EXPENSE	264	199		264

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(18,392)	(9,027)	(337)	(50,539)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(18,392)	$(9,027)	$(337)	$(50,539)

BASIC AND DILUTED LOSS PER SHARE	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000	-

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM AUGUST 29, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

						Accumulated
						Deficit
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance at August 29, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issuance	-	-	5,000,000	500	9,500	-	10,000

Net (loss)	-	-	-	-	-	(32,147)	(32,147)

Balance at March 31, 2013	-	-	5,000,000	500	9,500	(32,147)	(22,147)

Net (loss)	-	-	-	-	-	(18,392)	(18,392)

Balance at September 30, 2013 (Unaudited)	-	$-	5,000,000	$500	$9,500	$(50,539)	$(40,539)

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30, 2013	From August 29, 2012 (Inception) to September 30, 2012	Cumulative From August 29, 2012 (Inception) to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(18,392)	$(337)	$(50,539)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	3,400	-	3,400
Increase (decrease) in accounts payable and accrued expenses	(15,315)	337	10,884

NET CASH USED IN OPERATING ACTIVITIES	(30,307)	-	(36,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable - related party	28,766	-	28,766
Proceeds from issuance of common stock	-	-	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,766	-	38,766

NET INCREASE (DECREASE) IN CASH	(1,541)	-	2,511

CASH, BEGINNING OF PERIOD	4,052	-	-

CASH, END OF PERIOD	$2,511	$-	$2,511

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$3,400	$-	$3,400

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The Company has incurred losses from inception of approximately $51,000, and has negative working capital of approximately $41,000 at September 30, 2013, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of September 30, 2013, the Company has net operating loss carryforwards of approximately $51,000 to reduce future federal and state taxable income through 2033.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Six Months Ended September 30, 2013	From August 29, 2012 (Inception) to September 30, 2012	Cumulative From August 29, 2012 (Inception) to September 30, 2013
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	6,000	-	17,000
Valuation allowance	(6,000)	-	(17,000)
Total	$-	$-	$-

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Six Months Ended September 30, 2013	From August 29,2012 (Inception) to September 30, 2012	Cumulative From August 29,2012 (Inception) to September 30, 2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

Note 5 -	Common Stock

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

For the three months ended June 30, 2013, professional fees of $3,400 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG has control of NLBDIT 2010 Services, LLC. As of September 30, 2013, the outstanding balance of $3,400 is reported as loan payable - related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the President of SFG. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At September 30, 2013, the outstanding balance of $28,766 is reported as note payable - related party. At September 30, 2013, $264 of accrued interest related to this loan is reported as accounts payable and accrued expenses.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $2,511 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had assets equal to $2,511, comprised exclusively of cash.  This compares with assets of $4,052, comprised exclusively of cash, as of March 31, 2013.  The Company’s current liabilities as of September 30, 2013 totaled $43,050, comprised of accounts payable, accrued expenses and amounts due to related parties.  This compares to the Company’s total current liabilities of $26,199, comprised of accounts payable and accrued expenses, as of March 31, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2013	For the Cumulative Period from August 29, 2012 (Inception) to September 30, 2013
Net Cash Used in Operating Activities	$(30,307)	$(36,255)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$28,766	$38,766
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,541)	$2,511

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception), through September 30, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended September 30, 2013, the Company had a net loss of $18,392, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the cumulative period from August 29, 2012 (Inception) to September 30, 2013, the Company had a net loss of $50,539, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in February of 2013, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Dutchess Holdings Corp.

Dated: November 18, 2013	By:	/s/ Samir N. Masri
Samir N. Masri
President, Chief Financial Officer,
Secretary and Director
Principal Executive Officer
Principal Financial Officer