Form 10-Q
period 2013-12-31
Dutchess Holdings Corp.
filed 2014-02-19
CIK 1567520

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54895

Dutchess Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	61-1693030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Cabinets Acquisition Corp., 3000 John Deere Road, Toano, Virginia 21638
(Address of principal executive offices)

(757) 566-7122
(Registrant’s telephone number, including area code)

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
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 19, 2014.

DUTCHESS HOLDINGS CORP.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet as of December 31, 2013 (Unaudited) and March 31, 2013	2

	Statement of Operations (Unaudited) for the Three and Nine Months Ended December 31, 2013, the Three Months Ended December 31, 2012, the Period from August 29, 2012 (Inception) to December 31, 2012 and for the Period from August 29, 2012 (Inception) to December 31, 2013	3

	Statement of Stockholder's Deficiency for the Period from August 29, 2012 (Inception) to December 31, 2013 (Unaudited)	4

	Statement of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2013, the Period from August 29, 2012 (Inception) to December 31, 2012 and for the Period from August 29, 2012 (Inception) to December 31, 2013	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The results for the period ended December 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 16, 2013.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)
	December 31, 2013	March 31, 2013
ASSETS

CURRENT ASSETS:
Cash	$-	$4,052

Total Current Assets	-	4,052

TOTAL ASSETS	$-	$4,052

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$26,199

Total Current Liabilities	-	26,199

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	57,221	9,500
Accumulated deficit during the development stage	(57,721)	(32,147)

Total Stockholder's Deficiency	-	(22,147)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$-	$4,052

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Three Months Ended December 31, 2013	For The Three Months Ended December 31, 2012	For The Nine Months Ended December 31, 2013	From August 29, 2012 (Inception) to December 31, 2012	Cumulative From August 29, 2012 (Inception) to December 31, 2013

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	7,182	-	25,310	337	57,457

(LOSS) BEFORE OTHER EXPENSES	(7,182)		(25,310)	(337)	(57,457)

INTEREST EXPENSE	-	-	264		264

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(7,182)		(25,574)	(337)	(57,721)

BENEFIT FROM INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(7,182)	$-	$(25,574)	$(337)	$(57,721)

BASIC AND DILUTED LOSS PER SHARE	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	4,240,000	5,000,000	3,120,000

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM AUGUST 29, 2012 (INCEPTION) TO DECEMBER 31, 2013

						Accumulated
						Deficit
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance at August 29, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issuance	-	-	5,000,000	500	9,500	-	10,000

Net (loss)	-	-	-	-	-	(32,147)	(32,147)

Balance at March 31, 2013	-	-	5,000,000	500	9,500	(32,147)	(22,147)

Repurchase of common stock	-	-	(5,000,000)	(500)	(19,779)	-	(20,279)

Common stock issuance (net of registration fees)	-	-	5,000,000	500	59,500	-	60,000

Contributed Capital	-	-	-	-	8,000	-	8,000

Net (loss)	-	-	-	-	-	(25,574)	(25,574)

Balance at December 31, 2013 (Unaudited)	-	$-	5,000,000	$500	$57,221	$(57,721)	$-

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended December 31, 2013	From August 29, 2012 (Inception) to December 31, 2012	Cumulative From August 29, 2012 (Inception) to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(25,574)	$(337)	$(57,721)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Professional fees paid by related party on behalf of the company	3,400	-	3,400
Increase (decrease) in accounts payable and accrued expenses	(26,199)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(48,373)	(337)	(54,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable - related party	28,502	-	28,502
Repayments of notes payable - related party	(28,502)	-	(28,502)
Repayments of loans payable - related party	(3,400)		(3,400)
Repurchase of common stock	(20,279)	-	(20,279)
Issuance of common stock	60,000	10,000	70,000
Contribution of capital	8,000	-	8,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,321	10,000	54,321

NET INCREASE (DECREASE) IN CASH	(4,052)	9,663	-

CASH, BEGINNING OF PERIOD	4,052	-	-

CASH, END OF PERIOD	$-	$9,663	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the company	3,400	-	3,400

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The Company has incurred losses from inception of approximately $57,721, and has no working capital available as of December 31, 2013, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of December 31, 2013, the Company has net operating loss carryforwards of approximately $57,721, reduced by applicable limits, to reduce future federal and state taxable income through 2033.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Nine Months Ended December 31, 2013	From August 29, 2012 (Inception) to December 31, 2012	Cumulative From August 29, 2012 (Inception) to December 31, 2013
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	8,000	100	19,000
Valuation allowance	(8,000)	(100)	(19,000)
Total	$-	$-	$-

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended December 31, 2013	From August 29,2012 (Inception) to December 31, 2012	Cumulative From August 29,2012 (Inception) to December 31, 2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

Note 5 -	Common Stock

On August 29, 2012, the Company authorized one hundred million (100,000,000) shares of common stock. On October 15, 2012, the Company received a subscription for five million (5,000,000) shares of common stock from NLBDIT 2010 Services, LLC. On October 23, 2012, the Company received payment of $10,000 for the subscription.

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000.  The sale of the common stock was not subject to any underwriting discounts or commissions.

Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000 reduced by any existing liabilities.

As a result of the foregoing transactions, CAC owns 100% of the outstanding capital stock of the Company.

Note 6 -	Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

Note 7 -	Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

On May 28, 2013, professional fees of $3,400 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG has control of NLBDIT 2010 Services, LLC, the former sole shareholder of the Company.  This related party loan was repaid December 1, 2013.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the President of SFG. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company.  The proceeds of $28,502 and accrued interest of $264 were paid in full on December 1, 2013.

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2012 (Inception) and maintains its principal executive office at 3000 John Deere Road, Toano, Virginia 23168. Prior to the closing of the Purchase Agreement (as defined below) and the Repurchase Agreement (as defined below), the Company maintained its principal executive office at c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on February 8, 2013, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000.  The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had no assets.  This compares with assets of $4,052, comprised exclusively of cash, as of March 31, 2013.  The Company had no current liabilities as of December 31, 2013.  This compares to the Company’s total current liabilities of $26,199, comprised of accounts payable and accrued expenses, as of March 31, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2013	August 29, 2012 (Inception) to December 31, 2012	For the Cumulative Period from August 29, 2012 (Inception) to December 31, 2013
Net Cash Used in Operating Activities	$(51,773)	(337)	$(57,721)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$47,721	10,000	$57,721
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,052)	9,663	$-

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As discussed above, the Company received $60,000 pursuant to the Purchase Agreement on November 25, 2013 which the Company used to pay off all debts owed by the Company on that day and to simultaneously repurchase the common stock held by NLBDIT.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception), through December 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended December 31, 2013, the Company had a net loss of $25,574, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the period from August 29, 2012 (Inception) to December 31, 2012, the Company had a net loss of $337, comprised of general and administrative expenses.

For the cumulative period from August 29, 2012 (Inception) to December 31, 2013, the Company had a net loss of $57,721, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in February of 2013, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

Based on this evaluation, our chief executive officer (our principal executive officer and principal financial officer) concluded that as of December 31, 2013 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of December 31, 2013 are a result of:

1. Insufficient segregation of duties due to the limited size of our staff and budget.

2. No independent audit committee oversight of the company's external financial reporting and internal control over financial reporting.

Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1. Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2. We will appoint additional personnel to assist with the preparation of the Company’s financial reporting.

Changes in Internal Controls

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000.  The sale of the common stock was not subject to any underwriting discounts or commissions.

Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000.

As a result of the foregoing transactions, CAC owns 100% of the outstanding capital stock of the Company.

The common stock issued to CAC has not been registered under the Securities Act of 1933, as amended (the “Act”), in reliance on an exemption from registration under Section 4(2) of the Act, and Rule 506 promulgated thereunder, based on the fact that the investor is an “accredited investor,” as such term is defined in Rule 501 of Regulation D.  The common stock may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2012.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

Dutchess Holdings Corp.

Dated: February 19, 2014	By:	/s/ Thomas Sullivan
Thomas Sullivan
President, Chief Executive Officer,
Secretary and Director
Principal Executive Officer
Principal Financial Officer