Form 10-K
period 2014-03-31
Dutchess Holdings Corp.
filed 2014-06-27
CIK 1567520

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

As of March 31, 2014, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 27, 2014, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

i

PART I

Item 1. Description of Business.

Dutchess Holdings Corp. (“we”, “us”, “our” or the "Company") was incorporated in the State of Delaware on August 29, 2012 and maintains its principal executive office at c/o Cabinets Acquisition Corp., 3000 John Deere Road, Toano, Virginia 21638. Since inception, the Company has been engaged in organizational efforts and obtaining financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on February 8, 2013, and since its effectiveness, the Company has focused on identifying a possible business combination.

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

The Company was organized as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage to assist the Company with due diligence in identifying a business combination target. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Also, we do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

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

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.  We currently do not have any agreements or preliminary agreements or understandings between us and an entity that will assist the Company in identifying a business combination target for us.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target. We expect that the Company’s management will use its contacts and business relationships to identify a business combination target for the Company.

We presently have no employees. Our officer and director is engaged in outside business activities and is employed on a full-time basis by certain unaffiliated companies. Our officer and director will be dividing his time amongst these entities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.

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

Recent Sales of Unregistered Securities

On October 15, 2012, the Company issued an aggregate of 5,000,000 shares of Common Stock to NLBDIT 2010 Services, LLC (“NLBDIT”) for an aggregate purchase price equal to $10,000, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement.  The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000.  The sale of the common stock was not subject to any underwriting discounts or commissions.

Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT, whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000 reduced by any existing liabilities.

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

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued. The sale of the securities identified above were made pursuant to a privately negotiated transaction that did not involve a public offering of securities and, accordingly, was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. The above-referenced investor represented to us, as applicable, in connection with the investment that it was an “accredited investor” (as defined by Rule 501 under the Securities Act) and was acquiring the shares for investment and not for distribution, that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The investor received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company was organized as a vehicle to to pursue a business combination through the acquisition of, or merger with, an operating business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

As of March 31, 2014, the Company had no assets.  This compares with assets of $4,052, comprised exclusively of cash, as of March 31, 2013. As of March 31, 2014, the Company had total current liabilities of $10,565, comprised of accounts payable and accrued expenses. This compares to the Company’s total current liabilities of $26,199, comprised of accounts payable and accrued expenses, as of March 31, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended March 31, 2014	August 29, 2012 (Inception) to March 31, 2013	For the Cumulative Period from August 29, 2012 (Inception) to March 31, 2014
Net Cash Used in Operating Activities	$(49,576)	$(5,948)	$(55,524)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$45,524	$10,000	$55,524
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,052)	$4,052	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception), through March 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended March 31, 2014, the Company had a net loss of $37,342, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the period from August 29, 2012 (Inception) to March 31, 2013, the Company had a net loss of $32,147, comprised of general and administrative expenses.

For the cumulative period from August 29, 2012 (Inception) to March 31, 2014, the Company had a net loss of $69,489, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in February of 2013, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of March 31, 2014 and 2013	F-3

Statement of Operations for the Year Ended March 31, 2014 and for the Periods from August 29, 2012 (Inception) to March 31, 2014 and 2013	F-4

Statement of Stockholder’s Deficiency for the Period from August 29, 2012 (Inception) to March 31, 2014	F-5

Statement of Cash Flows for the year ended March 31, 2014 and for the Periods from August 29, 2012 (Inception) to March 31, 2014 and 2013	F-6

Notes to Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Dutchess Holdings Corp.
Toano, VA

We have audited the accompanying balance sheets of Dutchess Holdings Corp. (a development stage company) (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholder’s deficiency, and cash flows for the year ended March 31, 2014, the period from August 29, 2012 (inception) through March 31, 2013 and the cumulative period from August 29, 2012 (inception) through March 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutchess Holdings Corp. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended March 31, 2014, the period from August 29, 2012 (inception) through March 31, 2013, and the cumulative period from August 29, 2012 (inception) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

Raich Ende Malter & Co. LLP
New York, New York
June 27, 2014

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
BALANCE SHEET
March 31, 2014 and 2013

ASSETS	2014	2013
CURRENT ASSETS:
Cash	$-	$4,052

Total Current Assets	-	4,052

TOTAL ASSETS	$-	$4,052

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,565	$26,199

Total Current Liabilities	10,565	26,199

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	58,424	9,500
Deficit accumulated during the development stage	(69,489)	(32,147)

Total Stockholder's Deficiency	(10,565)	(22,147)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$-	$4,052

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
	For the Year Ended March 31, 2014	From August 29, 2012 (Inception) to March 31, 2013	Cumulative From August 29, 2012 (Inception) to March 31, 2014

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	37,078	32,147	69,225

(LOSS) BEFORE OTHER EXPENSES	(37,078)	(32,147)	(69,225)

INTEREST EXPENSE	264	-	264

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(37,342)	(32,147)	(69,489)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(37,342)	$(32,147)	$(69,489)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	3,907,000

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM AUGUST 29, 2012 (INCEPTION) TO MARCH 31, 2014

						Accumulated
						Deficit
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance at August 29, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issuance	-	-	5,000,000	500	9,500	-	10,000

Net (loss)	-	-	-	-	-	(32,147)	(32,147)

Balance at March 31, 2013	-	-	5,000,000	500	9,500	(32,147)	(22,147)

Common stock issuance (net of registrations fees)	-	-	5,000,000	500	59,500	-	60,000

Repurchase of common stock	-	-	(5,000,00)	(500)	(19,779)	-	(20,279)

Contributed capital	-	-	-	-	9,203	-	9,203

Net (loss)	-	-	-	-	-	(37,342)	(37,342)

Balance at March 31, 2014	-	$-	5,000,000	$500	$58,424	$(69,489)	$(10,565)

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Year Ended March 31, 2014	From August 29, 2012 (Inception) to March 31, 2013		Cumulative From August 29, 2012 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(37,342)		$(32,147)	$(69,489)
ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	3,400		-	3,400
Increase, (decrease) in accounts payable	(15,634)		26,199	10,565
NET CASH USED IN OPERATING ACTIVITIES	(49,576)		(5,948)	(55,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable – related party	28,766		-	28,766
Repayments of notes payable – related party	(28,766)		-	(28,766)
Repayment of loans payable – related party	(3,400)		-	(3,400)
Repurchase of common stock	(20,279)		-	(20,279)
Proceeds from issuance of common stock	60,000		10,000	70,000
Proceeds from increase in additional paid in capital	9,203		-	9,203
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,524		10,000	55,524
NET INCREASE, DECREASE IN CASH	(4,052)		4,052	-
CASH, BEGINNING OF PERIOD	4,052		-	-
CASH, END OF PERIOD	$-		$4,052	$-

NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$3,400	$		$3,400

Professional fees paid by stockholder on behalf of the Company	$1,203	$		$1,203

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 -  Organization and Business

Business Activity

Dutchess Holdings Corp., a Development Stage Company, ("the Company") was incorporated in the state of Delaware on August 29, 2012 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and director of the Company.

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

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Income Taxes (cont’d.)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

DUTCHESS HOLDINGS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3 - Going Concern (cont'd.)

The Company has incurred losses from inception of approximately $69,000, and has negative working capital of approximately $11,000 as of March 31, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -  Income Taxes

As of March 31, 2014, the Company has net operating loss carryforwards of approximately $69,000 to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For the Year Ended March 31, 2014	For the Period August 29, 2012 (Inception) to March 31, 2013	Cumulative from August 29, 2012 (Inception) to March 31, 2014
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:	-	-	-
Federal and State	13,000	11,000	24,000
Valuation allowance	(13,000)	(11,000)	(24,000)
Total	$-	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For the Year Ended March 31, 2014		For the Period August 29, 2012 (Inception) to March 31, 2013		Cumulative From August 29, 2012 (Inception) to march 31, 2014

Statutory Federal Income Tax Rate	(34	) %	(34	) %	(34	) %
Valuation allowance	34%		34%		34%
Effective Income Tax Rate	0%		0%		0%

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

Note 6 -  Preferred Stock

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

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

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the President of SFG. The Note bore interest at 6% and was payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company.  The proceeds of $28,766 and accrued interest of $264 were paid in full on December 1, 2013.

During the year ended March 31, 2014 and the period from August 29, 2012 (Inception) to March 31, 2013, the Company incurred costs of $7,500 and $10,000, respectively, for accounting services provided by an entity owned by the former President of the Company.  Unpaid fees related to these services of $-0- and $5,000 were included in accounts payable and accrued expenses as of March 31, 2014 and 2013, respectively.

During February of 2014, professional fees totaling $1,203 were paid by an entity controlled by the same individual who has sole voting and dispositive control over the Company’s stockholder. These amounts are reported as additional paid-in capital. Subsequent to March 31, 2014, professional fees of $10,565 were paid by the same entity.

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

Based on this evaluation, our chief executive officer (our principal executive officer and principal financial officer) concluded that as of March 31, 2014 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of March 31, 2014 are a result of:

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

As of March 31, 2014, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

The determination that our disclosure controls and procedures were not effective as of March 31, 2014 are a result of:

1.	Insufficient segregation of duties due to the limited size of our staff and budget.

2.	No independent audit committee oversight of the company's external financial reporting and internal control over financial reporting.

Remediation Efforts to address deficiencies in Company’s Disclosure Controls and Procedures and Internal Control over Financial Reporting

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s sole director and executive officer:

Name	Age	Position

Thomas Sullivan	54	Chief Executive Officer, President, Secretary and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Thomas Sullivan, the Company’s Chief Executive Officer, President, Secretary and director since December 6, 2013, is the founder of Lumber Liquidators Holdings, Inc., a retailer of hardwood flooring and has served as its Chairman of Board since its inception in 1994 and as its president and chief executive officer from inception in 1994 until September 2006.  Mr. Sullivan is also the founder of Cabinets to Go, LLC, a kitchen and bathroom cabinet retailer, and has served as its Chairman since 2008.  Mr. Sullivan has significant contacts and business relationships which may help to identify a business combination target for the Company.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

None.

 (d)  Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past ten years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, Chief Financial Officer President, Secretary and Director	2012 2013	None None	None None	None None	None None	None None

Thomas Sullivan (2) Chief Executive Officer, Chief Financial Officer President, Secretary and Director	2013	None	None	None	None	None

(1)
Samir N. Masri was appointed to serve as Chief Executive Officer, Chief Financial Officer, President, Secretary and a director of the Company on October 15, 2012.  Mr. Masri resigned as Chief Executive Officer, Chief Financial Officer, President, and Secretary on November 25, 2013 and as director on December 6, 2013.

(2)
Thomas Sullivan was appointed to serve as Chief Executive Officer, Chief Financial Officer, President and Secretary of the Company on November 25, 2013.  Mr. Sullivan was elected as director of the Company on December 6, 2013.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. None of the Company’s officers and directors has received any cash or other compensation since inception nor will receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Cabinets Acquisition Corp. 3000 John Deere Road Toano, VA 23168	5,000,000		100%

Thomas Sullivan c/o Cabinets Acquisition Corp. 3000 John Deere Road Toano, VA 23168	5,000,000	(1)	100%

All Directors and Officers as a Group (1 individual)	5,000,000		100%

(1)
Represents the 5,000,000 shares of Common Stock owned of record by Cabinets Acquisition Corp. Thomas Sullivan has sole voting and dispositive control over any securities owned of record or beneficially by Cabinets Acquisition Corp..

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

At the closing of the Purchase Agreement and Repurchase Agreement (the “Closing”), Samir N. Masri (“Masri”), the Company’s Chief Executive Officer, Chief Financial Officer, President, and Secretary, resigned effective as of December 6, 2013.  At the Closing, Mr. Thomas Sullivan (“Sullivan”) was appointed Chief Executive Officer, President and Secretary of the Company, effective upon the Closing.  As of Closing, Mr. Sullivan was elected as director of the Company, effective as of December 6, 2013.

 During February of 2014, professional fees totaling $1,203 were paid by an entity controlled by Mr. Sullivan. These amounts are reported as additional paid-in capital. Subsequent to March 31, 2014, professional fees of $10,565 were paid by the same entity.

Mr. Sullivan owns 100% of the outstanding shares of CAC. Therefore, Mr. Sullivan may be deemed to beneficially own the shares of common stock held of record by CAC. The Company issued these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

The Company currently uses the office space and equipment of its management at no cost.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our sole director, Thomas Sullivan would not be considered independent as he also serves as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,500 and $7,000 for the fiscal years ended March 31, 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended March 31, 2014 and 2013.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2014 and 2013.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal year ended March 31, 2014.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2014

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2014

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

DUTCHESS HOLDINGS CORP.

Dated: June 27, 2014	By:	/s/ Thomas Sullivan
Thomas Sullivan
President, Secretary and Director
Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Thomas Sullivan	Chief Executive Officer, Chief Financial Officer,	June 27, 2014
Thomas Sullivan	President, Secretary and Director