Form 10-Q
period 2014-06-30
Dutchess Holdings Corp.
filed 2014-08-13
CIK 1567520

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Not applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐ ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2014.

DUTCHESS HOLDINGS CORP.
- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2014.

DUTCHESS HOLDINGS CORP.

condensed BALANCE SHEETS

(Unaudited)

	(Unaudited) June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,605	$10,565
Total Current Liabilities	7,605	10,565
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	68,989	58,424
Accumulated deficit	(77,094)	(69,489)
Total Stockholder’s Deficiency	(7,605)	(10,565)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

See accompanying notes to the condensed financial statements.

DUTCHESS HOLDINGS CORP.

condensed STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2014	For The Three Months Ended June 30, 2013
REVENUES	$—	$—
GENERAL AND ADMINISTRATIVE EXPENSES	7,605	9,300
LOSS BEFORE OTHER EXPENSES	(7,605)	(9,300)
INTEREST EXPENSE	—	65
LOSS BEFORE BENEFIT FROM INCOME TAXES	(7,605)	(9,365)
BENEFIT FROM INCOME TAXES	—	—
NET LOSS	$(7,605)	$(9,365)
BASIC AND DILUTED LOSS PER SHARE	—	—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the condensed financial statements.

DUTCHESS HOLDINGS CORP.

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance at April 1, 2014	—	$—	5,000,000	$500	$58,424	$(69,489)	$(10,565)
Contributed capital	—	—	—	—	10,565	—	10,565
Net loss	—	—	—	—	—	(7,605)	(7,605)
Balance at June 30, 2014, (Unaudited)	—	$—	5,000,000	$500	$68,989	$77,094	$(7,605)

See accompanying notes to the condensed financial statements.

DUTCHESS HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended June 30, 2014	For The Three Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(7,605)	$(9,365)
ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the company	—	3,400
Decrease in accounts payable and accrued expenses	(2,960)	(3,967)
NET CASH USED IN OPERATING ACTIVITIES	(10,565)	(9,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from note payable - related party	—	5,900
Contribution of capital	10,565	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,565	5,900
NET DECREASE IN CASH	—	(4,032)
CASH, BEGINNING OF PERIOD	—	4,052
CASH, END OF PERIOD	$—	$20
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Professional fees paid by related party on behalf of the company	$—	$3,400

See accompanying notes to the condensed financial statements.

DUTCHESS HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business

Business Activity

Dutchess Holdings Corp. (“the Company”) was incorporated in the state of Delaware on August 29, 2012 with the objective to acquire, or merge with, an operating business.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2014. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the condensed balance sheet date.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for the periods presented.

Emerging Growth Company

The Company is an “emerging growth company” and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement we have elected to adopt the elimination of certain financial reporting requirements including the presentation of inception-to-date information in the statements of operations, cash flows, and stockholder’s deficiency and labeling the financial statements as those of a development stage entity.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 3 - Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $77,000, and has negative working capital of approximately $8,000 as of June 30, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 - Income Taxes

As of June 30, 2014, the Company has net operating loss carryforwards of approximately $77,000 reduced by applicable limits, to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	3,000	3,000
Valuation allowance	(3,000)	(3,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 – Common Stock

The Company is authorized to issue one hundred million (100,000,000) shares of $.0001 par value common stock, of which five million (5,000,000) shares have been issued.

Note 6 – Preferred Stock

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

Note 7 – Related Party Transactions

During the three months ended June 30, 2014, professional fees totaling $10,565 were paid by an entity controlled by the same individual who has sole voting and dispositive control over the Company’s stockholder. These amounts are reported as contributed capital in additional paid-in capital.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Dutchess Holdings Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000. The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase price of $60,000 reduced by any existing liabilities.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Liquidity and Capital Resources

As of June 30, 2014 and March 31, 2014, the Company had no assets. The Company had total current liabilities of $7,605 as of June 30, 2014, comprised of accounts payable and accrued expenses. This compares to the Company’s total current liabilities of $10,565, comprised of accounts payable and accrued expenses, as of March 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net Cash Used in Operating Activities	$(10,565)	(9,932)
Net Cash Provided by Financing Activities	$10,565	5,900
Net Decrease in Cash and Cash Equivalents	$-	(4,032)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception), through June 30, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2014 and 2013, the Company had a net loss of $7,605 and $9,365, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

Emerging Growth Company

As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement we have elected to adopt the elimination of certain financial reporting requirements including the presentation of inception-to-date information in the statements of operations, cash flows, and stockholder’s deficiency and labeling the financial statements as those of a development stage entity.

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

Based on this evaluation, our chief executive officer (our principal executive officer and principal financial officer) concluded that as of June 30, 2014 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of June 30, 2014 are a result of:

1. Insufficient segregation of duties due to the limited size of our staff and budget.

2. No independent audit committee oversight of the company’s external financial reporting and internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2012.
*3.2	By-laws.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dutchess Holdings Corp.

Dated: August 13, 2014	By:	/s/ Thomas Sullivan
Thomas Sullivan
President, Chief Executive Officer,
Secretary and Director
Principal Executive Officer
Principal Financial Officer

