Form 10-K
period 2015-03-31
Dutchess Holdings Corp.
filed 2015-06-29
CIK 1567520

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

(212) 661-8786
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

As of March 31, 2015, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 22, 2015, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

i

PART I

Item 1. Description of Business.

Dutchess Holdings Corp. (“we”, “us”, “our” or the "Company") was incorporated in the State of Delaware on August 29, 2012 and maintains its principal executive office at c/o Intuitive Venture Partners, LLC, 122 E 42nd Street, Suite 1616, New York, NY, 10168. Since inception, the Company has been engaged in organizational efforts and obtaining financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on February 8, 2013, and since its effectiveness, the Company has focused on identifying a possible business combination.

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “CAC Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000. Simultaneously with the entrance into the CAC Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “CAC Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000 reduced by any existing liabilities.

On October 31, 2014, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Intuitive Venture Partners, LLC, a Delaware limited liability company (“Intuitive”), whereby the Company sold 5,000,000 shares of the Company’s common stock to Intuitive for an aggregate purchase price of $30,000. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with CAC, whereby CAC sold and the Company repurchased 5,000,000 shares of the Company’s common stock, representing the shares sold to Intuitive, for an aggregate purchase price of $60,000 consisting of (a) cash in an amount equal to $30,000, and (b) shares of the Company’s common stock equal to an aggregate value of $30,000 to be issued upon the completion of a merger, based upon the price of the Company’s shares of common stock sold or issued at the time of the merger. The liability of $30,000, for the shares of the Company’s common stock to be issued upon the completion of a merger, is included in accounts payable and accrued expenses.

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

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “CAC Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the CAC Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “CAC Repurchase Agreement”) with its sole stockholder, NLBDIT, whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000 reduced by any existing liabilities.

On October 31, 2014, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Intuitive Venture Partners, LLC, a Delaware limited liability company (“Intuitive”), whereby the Company sold 5,000,000 shares of the Company’s common stock to Intuitive for an aggregate purchase price of $30,000. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, CAC, whereby CAC sold and the Company repurchased 5,000,000 shares of the Company’s common stock, representing the shares sold to Intuitive, for an aggregate purchase price of $60,000 consisting of (a) cash in an amount equal to $30,000, and (b) shares of the Company’s common stock equal to an aggregate value of $30,000 to be issued upon the completion of a merger, based upon the price of the Company’s shares of common stock sold or issued at the time of the merger.

As a result of the foregoing transactions, Intuitive owns 100% of the outstanding capital stock of the Company.

The common stock issued to Intuitive has not been registered under the Securities Act of 1933, as amended (the “Act”), in reliance on an exemption from registration under Section 4(2) of the Act, and Rule 506 promulgated thereunder, based on the fact that the investor is an “accredited investor,” as such term is defined in Rule 501 of Regulation D. The common stock may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Liquidity and Capital Resources

As of March 31, 2015 and March 31, 2014, the Company had no assets. As of March 31, 2015, the Company had total current liabilities of $45,177 comprised of accounts payable and accrued expenses. This compares to the Company’s total current liabilities of $10,565, comprised of accounts payable and accrued expenses, as of March 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Net Cash Used in Operating Activities	$(34,349)	$(49,576)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$34,349	$45,524
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$(4,052)

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

As discussed above, the Company received $30,000 pursuant to the Purchase Agreement on October 31, 2014 which the Company used to pay off all debts owed by the Company on that day and to simultaneously repurchase the common stock held by CAC and the Company received $60,000 pursuant to the CAC Purchase Agreement on November 25, 2013 which the Company used to pay off all debts owed by the Company on that day and to simultaneously repurchase the common stock held by NLBDIT.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since its inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the years ended March 31, 2015 and March 31, 2014, the Company had a net loss of $38,961 and $37,342, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

DUTCHESS HOLDINGS CORP.

FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of March 31, 2015 and 2014	F-3

Statements of Operations for the Years Ended March 31, 2015 and March 31, 2014	F-4

Statements of Changes in Stockholder’s Deficiency for the Years Ended March 31, 2015 and March 31, 2014	F-5

Statements of Cash Flows for the Years Ended March 31, 2015 and March 31, 2014	F-6

Notes to Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Dutchess Holdings Corp.

New York, NY

We have audited the accompanying balance sheets of Dutchess Holdings Corp. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholder’s deficiency, and cash flows for each of the years in the two-year period ended March 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutchess Holdings Corp. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York

June 29, 2015

DUTCHESS HOLDINGS CORP.

BALANCE SHEETS

March 31, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,177	$10,565

Total Current Liabilities	45,177	10,565

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	62,773	58,424
Accumulated deficit	(108,450)	(69,489)

Total Stockholder's Deficiency	(45,177)	(10,565)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$-	$-

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	38,961	37,078

(LOSS) BEFORE OTHER EXPENSES	(38,961)	(37,078)

INTEREST EXPENSE	-	264

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(38,961)	(37,342)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(38,961)	$(37,342)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.

STATEMENT OF STOCKHOLDER'S DEFICIENCY

FOR THE YEARS ENDED MARCH 31, 2015 AND MARCH 31, 2014

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at April 1, 2013	-	$-	5,000,000	$500	$9,500	$(32,147)	$(22,147)

Common stock issuance (net of registration fees)	-	-	5,000,000	500	59,500	-	60,000

Repurchase of common stock	-	-	(5,000,000)	(500)	(19,779)	-	(20,279)

Contributed capital	-	-	-	-	9,203	-	9,203

Net (loss)	-	-	-	-	-	(37,342)	(37,342)

Balance at March 31, 2014	-	$-	5,000,000	$500	$58,424	$(69,489)	$(10,565)

Common stock issuance (net of registration fees)	-	-	5,000,000	500	29,500	-	30,000

Repurchase of common stock	-	-	(5,000,000)	(500)	(59,500)	-	(60,000)

Contributed capital	-	-	-	-	34,349	-	34,349

Net (loss)	-	-	-	-	-	(38,961)	(38,961)

Balance at March 31, 2015	-	$-	5,000,000	$500	$62,773	$(108,450)	$(45,177)

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(38,961)	$(37,342)
ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company		3,400
Increase (decrease) in accounts payable and accrued expenses	4,612	(15,634)
NET CASH USED IN OPERATING ACTIVITIES	(34,349)	(49,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable – related party	-	28,766
Repayments of notes payable – related party	-	(28,766)
Repayment of loans payable – related party	-	(3,400)
Repurchase of common stock	(30,000)	(20,279)
Issuance of common stock	30,000	60,000
Proceeds from increase in additional paid-in capital	34,349	9,203
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,349	45,524
NET (DECREASE) IN CASH	-	(4,052)
CASH, BEGINNING OF PERIOD	-	4,052
CASH, END OF PERIOD	$-	$-

NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$3,400
Professional fees paid by stockholder on behalf of the Company	$-	$1,203
Acquisition of common stock in exchange for liability	$30,000	$-

See accompanying notes to the financial statements.

DUTCHESS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

Business Activity

Dutchess Holdings Corp. ("the Company") was incorporated in the state of Delaware on August 29, 2012 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry, or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and director of the Company.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet dates.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2015 and 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

DUTCHESS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement, we have elected to adopt the elimination of certain financial reporting requirements, including the presentation of inception-to-date information in the statements of operations, cash flows, and stockholder’s deficiency and labeling the financial statements as those of a development stage entity.

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

The Company has incurred losses from inception of approximately $110,000 and has negative working capital of approximately $45,000 as of March 31, 2015, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

DUTCHESS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Income Taxes

As of March 31, 2015, the Company has net operating loss carryforwards of approximately $110,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:	-	-
Federal and State	13,000	13,000
Valuation allowance	(13,000)	(13,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Statutory Federal Income Tax Rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective Income Tax Rate	0%	0%

DUTCHESS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Common Stock

The Company is authorized to issue one hundred million (100,000,000) shares of $.001 par value common stock, of which five million (5,000,000) shares have been issued.

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “CAC Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000. The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the CAC Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “CAC Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000, reduced by any existing liabilities.

On October 31, 2014, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Intuitive Venture Partners, LLC, a Delaware limited liability company (“Intuitive”), whereby the Company sold 5,000,000 shares of the Company’s common stock to Intuitive for an aggregate purchase price of $30,000. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, CAC, whereby CAC sold and the Company repurchased 5,000,000 shares of the Company’s common stock, representing the shares sold to Intuitive, for an aggregate purchase price of $60,000, consisting of (a) cash of $30,000, and (b) shares of the Company’s common stock equal to an aggregate value of $30,000 to be issued upon the completion of a merger, based upon the price of the Company’s shares of common stock sold or issued at the time of the merger. The liability of $30,000, for the shares of the Company’s common stock to be issued upon the completion of a merger, is included in accounts payable and accrued expenses.

Note 6 - Preferred Stock

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors of the Company, of which none are issued.

Note 7 - Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

On May 28, 2013, professional fees of $3,400 were paid on behalf of the Company by Sunrise Financial Group, Inc. (“SFG”). The President of SFG has control of NLBDIT 2010 Services, LLC, the former sole shareholder of the Company. This related party loan was repaid December 1, 2013.

During the year ended March 31, 2014, the Company incurred costs of $7,500 for accounting services provided by an entity owned by the former President of the Company.

During the years ended March 31, 2015 and 2014, professional fees totaling $34,349 and $1,203, respectively, were paid by the Company’s current or former stockholder. These amounts are reported as additional paid-in capital.

Subsequent to March 31, 2015, professional fees of $4,640 were paid by the Company’s Stockholder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our president and our treasurer and secretary (our principal executive officer and our principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Based on this evaluation, our president and our treasurer and secretary (our principal executive officer and our principal financial officer, respectively) concluded that as of March 31, 2015 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of March 31, 2015 are a result of:

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

As of March 31, 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

The determination that our disclosure controls and procedures were not effective as of March 31, 2015 are a result of:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officers:

Name	Age	Position

David G. Landskowsky	36	President and Director

Todd W. Harrigan	45	Treasurer and Secretary

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2015 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the years ended March 31, 2015 and March 31, 2014. No executive officer received compensation in excess of $100,000 for the each of the years ended March 31, 2015 and March 31, 2014.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
David G. Landskowsky (1) President and Director	2015	None	None	None	None	None

Todd W. Harrigan (2) Secretary and Treasurer	2015	None	None	None	None	None

Thomas Sullivan (3) Chief Executive Officer, Chief Financial Officer President, Secretary and Director	2015 2014	None None	None None	None None	None None	None None

Samir N. Masri (4) Chief Executive Officer, Chief Financial Officer President, Secretary and Director	2014	None	None	None	None	None

(1)	David G. Landskowsky was appointed to serve as President of the Company on October 31, 2014. Mr. Landskowsky was elected as director of the Company on November 11, 2014.
(2)	Todd W. Harrigan was appointed to serve as Secretary and Treasurer of the Company on October 31, 2014.
(3)	Thomas Sullivan was appointed to serve as Chief Executive Officer, Chief Financial Officer, President and Secretary of the Company on November 25, 2013. Mr. Sullivan was elected as director of the Company on December 6, 2013. Mr. Sullivan resigned as Chief Executive Officer, Chief Financial Officer, President, and Secretary on October 31, 2014 and as director on November 11, 2014.
(4)	Samir N. Masri was appointed to serve as Chief Executive Officer, Chief Financial Officer, President, Secretary and a director of the Company on October 15, 2012. Mr. Masri resigned as Chief Executive Officer, Chief Financial Officer, President, and Secretary on November 25, 2013 and as director on December 6, 2013.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. None of the Company’s officers and directors has received any cash or other compensation since inception nor will receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and sole director intend to devote very limited time to our affairs.

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Intuitive Venture Partners, LLC 122 E 42nd Street, Suite 1616 New York, NY 10168	5,000,000		100%

David G. Landskowsky c/o Intuitive Venture Partners, LLC 122 E 42nd Street, Suite 1616 New York, NY 10168	5,000,000	(1)	100%

Todd W. Harrigan c/o Intuitive Venture Partners, LLC 122 E 42nd Street, Suite 1616 New York, NY 10168	5,000,000	(1)	100%

All Directors and Officers as a Group (2 individuals)	5,000,000		100%

(1)	Intuitive Venture Partners, LLC (“Intuitive”) is the beneficial owner of 5,000,000 shares (100.0%) of outstanding Common Stock. Each of Mr. Landskowsky, Mr. Harrigan, Eric M. Rubenstein, Timothy J. Herrmann, Aaron M. Segal and Scott T. Cardone are partners in Intuitive and as such may be deemed to have shared voting and dispositive power over the 5,000,000 shares of the Issuer’s common stock beneficially owned by Intuitive Venture Partners, LLC. However, each such person disclaims beneficial ownership over such shares of the Issuer’s common stock.

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

On November 25, 2013, the Company entered into and closed a Securities Purchase Agreement (the “CAC Purchase Agreement”) with Cabinets Acquisition Corp., a Delaware corporation (“CAC”), whereby the Company sold 5,000,000 shares of the Company’s common stock to CAC for an aggregate purchase price of $60,000. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the CAC Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “CAC Repurchase Agreement”) with its sole stockholder, NLBDIT, whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $60,000 reduced by any existing liabilities.

At the closing of the CAC Purchase Agreement and CAC Repurchase Agreement (the “CAC Closing”), Samir N. Masri (“Masri”), resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Secretary, and as director effective as of December 6, 2013. At the CAC Closing, Mr. Thomas Sullivan (“Sullivan”) was appointed Chief Executive Officer, President and Secretary of the Company, effective upon the date of the CAC Closing. As of the date of the CAC Closing, Mr. Sullivan was elected as director of the Company, effective as of December 6, 2013.

On October 31, 2014, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Intuitive Venture Partners, LLC, a Delaware limited liability company (“Intuitive”), whereby the Company sold 5,000,000 shares of the Company’s common stock to Intuitive for an aggregate purchase price of $30,000. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, CAC, whereby CAC sold and the Company repurchased 5,000,000 shares of the Company’s common stock, representing the shares sold to Intuitive, for an aggregate purchase price of $60,000 consisting of (a) cash in an amount equal to $30,000, and (b) shares of the Company’s common stock equal to an aggregate value of $30,000 to be issued upon the completion of a merger, based upon the price of the Company’s shares of common stock sold or issued at the time of the merger.

At the closing of the Purchase Agreement and Repurchase Agreement (the “Closing”), Mr. Sullivan, resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Secretary, and as director effective as of November 11, 2014. At the Closing, Mr. David G. Landskowsky (“Landskowsky”) and Mr. Todd W. Harrigan (“Harrigan”) were appointed President of the Company and Secretary and Treasurer of the Company, respectively, effective upon the date of the Closing. As of the date of the Closing, Mr. Landskowsky was elected as director of the Company, effective as of November 11, 2014.

As a result of the foregoing transactions, Intuitive owns 100% of the outstanding capital stock of the Company.

During the year ended March 31, 2015, professional fees totaling $10,168 were paid by our Company’s stockholder, an entity in which both members of our management may be deemed to have shared voting and dispositive power. These amounts are reported as additional paid-in capital. Subsequent to March 31, 2015, professional fees of $4,640 were paid by the same entity.

Messrs. Landskowsky and Harrigan, along with Eric M. Rubenstein, Timothy J. Herrmann, Aaron M. Segal and Scott T. Cardone, are partners in Intuitive and as such may be deemed to have shared voting and dispositive power over the 5,000,000 shares of the Company’s Common Stock beneficially owned by Intuitive. However, each of such persons disclaims beneficial ownership over such shares of the Company’s Common Stock.

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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, each of our directors would not be considered independent as each also serves as an executive officer of the Company.

Item 14. Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $15,000 and $10,500 for the fiscal years ended March 31, 2015 and 2014, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended March 31, 2015 and 2014.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2015 and 2014.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal year ended March 31, 2015.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2015

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2015

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCHESS HOLDINGS CORP.

Dated: June 29, 2015	By:	/s/ David G. Landskowsky
David G. Landskowsky
President
Principal Executive Officer

	By:	/s/ Todd W. Harrigan
Todd W. Harrigan
Secretary and Treasurer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ David G. Landskowsky	President	June 29, 2015
David G. Landskowsky

/s/ Todd W. Harrigan	Secretary and Treasurer	June 29, 2015
Todd W. Harrigan

