Form 10-Q
period 2015-12-31
Dutchess Holdings Corp.
filed 2016-02-16
CIK 1567520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐ ..

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 12, 2016.

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

The results for the three months and nine months ended December 31, 2015 are not necessarily indicative of the results of operations for the full year. These condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2015.

DUTCHESS HOLDINGS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	(Unaudited) December 31, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,000	$45,177
Total Current Liabilities	34,000	45,177

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	100,711	62,773
Accumulated deficit	(135,211)	(108,450)
Total Stockholder’s Deficiency	(34,000)	(45,177)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

See accompanying notes to the condensed financial statements.

DUTCHESS HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Nine Months Ended December 31, 2015	For The Nine Months Ended December 31, 2014	For The Three Months Ended December 31, 2015	For The Three Months Ended December 31, 2014

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	26,761	29,856	5,190	17,459

(LOSS) BEFORE OTHER EXPENSES	(26,761)	(29,856)	(5,190)	(17,459)

INTEREST EXPENSE	-	-	-	-

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(26,761)	(29,856)	(5,190)	(17,459)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(26,761)	$(29,856)	$(5,190)	$(17,459)

BASIC AND DILUTED LOSS PER SHARE	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the condensed financial statements.

DUTCHESS HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended December 31, 2015	For The Nine Months Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(26,761)	$(29,856)
ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
(Decrease) in accounts payable and accrued expenses	(11,177)	(1,493)
NET CASH USED IN OPERATING ACTIVITIES	(37,938)	(31,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	-	(30,000)
Issuance of common stock	-	30,000
Contribution of capital	37,938	31,349
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,938	31,349
NET CHANGE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Acquisition of common stock in exchange for liability	$-	$30,000

See accompanying notes to the condensed financial statements.

DUTCHESS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The Company has incurred losses from inception of approximately $135,000 and has negative working capital of approximately $34,000 as of December 31, 2015, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of December 31, 2015, the Company has net operating loss carryforwards of approximately $135,000 subject to certain change of control limits, to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For the Nine Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	9,000	10,000
Valuation allowance	(9,000)	(10,000)
Total	$-	$-

DUTCHESS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For the Nine Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

During the nine months ended December 31, 2015, professional fees totaling $37,938 were paid by Intuitive, the Company’s current sole stockholder. During the nine months ended December 31, 2014, professional fees totaling $31,349 were paid collectively by Intuitive or an affiliate of the Company’s prior sole stockholder. These amounts are reported as contributed capital in additional paid-in capital.

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

Liquidity and Capital Resources

As of December 31, 2015 and March 31, 2015, the Company had no assets. The Company had total current liabilities of $34,000 as of December 31, 2015, comprised of accounts payable and accrued expenses, which includes the $30,000 liability related to the repurchase agreement. This compares to the Company’s total current liabilities of $45,177, comprised of accounts payable and accrued expenses, as of March 31, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
Net Cash Used in Operating Activities	$(37,938)	(31,349)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	37,938	31,349
Net Decrease in Cash and Cash Equivalents	$-	-

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

For the nine months ended December 31, 2015 and 2014, the Company had a net loss of $26,761 and $29,856, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

Based on this evaluation, our president (our principal executive officer) and treasurer (our principal financial officer) concluded that as of December 31, 2015 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our president and treasurer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of December 31, 2015 are a result of:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dutchess Holdings Corp.

Dated: February 16, 2016	By:	/s/ David G. Landskowsky
David G. Landskowsky
President
Principal Executive Officer

	By:	/s/ Todd W. Harrigan
Todd W. Harrigan
Secretary and Treasurer
Principal Financial Officer