Form 10-K
period 2016-03-31
Dutchess Holdings Corp.
filed 2016-06-29
CIK 1567520

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of March 31, 2016, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 22, 2016, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

i

PART I

Item 1. Description of Business.

Dutchess Holdings Corp. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on August 29, 2012 and maintains its principal executive office at c/o Intuitive Venture Partners, LLC, 122 E 42nd Street, Suite 1616, New York, NY, 10168. Since inception, the Company has been engaged in organizational efforts and obtaining financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on February 8, 2013, and since its effectiveness, the Company has focused on identifying a possible business combination.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Liquidity and Capital Resources

As of March 31, 2016 and March 31, 2015, the Company had no assets. As of March 31, 2016, the Company had total current liabilities of $30,000 comprised of accounts payable and accrued expenses. This compares to the Company’s total current liabilities of $45,177, comprised of accounts payable and accrued expenses, as of March 31, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Net Cash Used in Operating Activities	$(53,129)	$(34,349)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$53,129	$34,349
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-

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

For the years ended March 31, 2016 and March 31, 2015, the Company had a net loss of $37,952 and $38,961, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

DUTCHESS HOLDINGS CORP.

FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of March 31, 2016 and 2015	F-3

Statements of Operations for the Years Ended March 31, 2016 and March 31, 2015	F-4

Statements of Changes in Stockholder’s Deficiency for the Years Ended March 31, 2016 and March 31, 2015	F-5

Statements of Cash Flows for the Years Ended March 31, 2016 and March 31, 2015	F-6

Notes to Financial Statements	F-7 – F-10

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Dutchess Holdings Corp.

New York, New York

We have audited the accompanying balance sheets of Dutchess Holdings Corp. (the “Company”) as of March 31, 2016 and 2015 and the related statements of operations, changes in stockholder’s deficiency, and cash flows for each of the years in the two-year period ended March 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dutchess Holdings Corp. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has incurred net losses since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York

June 29, 2016

F-2

DUTCHESS HOLDINGS CORP.

BALANCE SHEETS

March 31, 2016 and 2015

	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,000	$45,177

Total Current Liabilities	30,000	45,177

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	115,902	62,773
Accumulated deficit	(146,402)	(108,450)

Total Stockholder’s Deficiency	(30,000)	(45,177)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

See accompanying notes to the financial statements.

F-3

DUTCHESS HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	37,952	38,961

(LOSS) BEFORE OTHER EXPENSES	(37,952)	(38,961)

INTEREST EXPENSE	-	-

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(37,952)	(38,961)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(37,952)	$(38,961)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

F-4

DUTCHESS HOLDINGS CORP.

STATEMENT OF STOCKHOLDER’S DEFICIENCY

FOR THE YEARS ENDED MARCH 31, 2016 AND MARCH 31, 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at April 1, 2014	-	$-	5,000,000	$500	$58,424	$(69,489)	$(10,565)

Common stock issuance (net of registration fees)	-	-	5,000,000	500	29,500	-	30,000

Repurchase of common stock	-	-	(5,000,000)	(500)	(59,500)	-	(60,000)

Contributed capital	-	-	-	-	34,349	-	34,349

Net (loss)	-	-	-	-	-	(38,961)	(38,961)

Balance at March 31, 2015	-	$-	5,000,000	$500	$62,773	$(108,450)	$(45,177)

Contributed capital	-	-	-	-	53,129	-	53,129

Net (loss)	-	-	-	-	-	(37,952)	(37,952)

Balance at March 31, 2016	-	$-	5,000,000	$500	$115,902	$(146,402)	$(30,000)

See accompanying notes to the financial statements.

F-5

DUTCHESS HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2016		For the Year Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS		$(37,952)	$(38,961)
ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Increase (Decrease) in accounts payable and accrued expenses		(15,177)	4,612
NET CASH USED IN OPERATING ACTIVITIES		(53,129)	(34,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock		-	(30,000)
Issuance of common stock		-	30,000
Contribution of additional paid-in capital		53,129	34,349
NET CASH PROVIDED BY FINANCING ACTIVITIES		53,129	34,349
NET INCREASE IN CASH		-	-
CASH, BEGINNING OF PERIOD		-	-
CASH, END OF PERIOD		$-	$-
NON-CASH FINANCING ACTIVITIES:
Acquisition of common stock in exchange for liability	$		$30,000

See accompanying notes to the financial statements.

F-6

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

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

F-7

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

The Company has incurred losses from inception of approximately $146,000 and has negative working capital of approximately $30,000 as of March 31, 2016, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

F-8

DUTCHESS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Income Taxes

As of March 31, 2016, the Company has net operating loss carryforwards of approximately $146,000 to reduce future federal and state taxable income through 2036.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:	-	-
Federal and State	13,000	13,000
Valuation allowance	(13,000)	(13,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015

Statutory Federal Income Tax Rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective Income Tax Rate	0%	0%

F-9

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

During the years ended March 31, 2016 and 2015, professional fees totaling $53,129 and $34,349, respectively, were paid by the Company’s stockholder. These amounts are reported as additional paid-in capital.

F-10

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

Based on this evaluation, our president and our treasurer and secretary (our principal executive officer and our principal financial officer, respectively) concluded that as of March 31, 2016 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of March 31, 2016 are a result of:

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

As of March 31, 2016, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

The determination that our disclosure controls and procedures were not effective as of March 31, 2016 are a result of:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officers:

Name	Age	Position

David G. Landskowsky	37	President and Director

Todd W. Harrigan	46	Treasurer and Secretary

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2016 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the years ended March 31, 2016 and March 31, 2015. No executive officer received compensation in excess of $100,000 for the each of the years ended March 31, 2016 and March 31, 2015.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
David G. Landskowsky (1) President and Director	2016 2015	None None	None None	None None	None None	None None

Todd W. Harrigan (2) Secretary and Treasurer	2016 2015	None None	None None	None None	None None	None None

Thomas Sullivan (3) Chief Executive Officer, Chief Financial Officer President, Secretary and Director	2015	None	None	None	None	None

(1)	David G. Landskowsky was appointed to serve as President of the Company on October 31, 2014. Mr. Landskowsky was elected as director of the Company on November 11, 2014.
(2)	Todd W. Harrigan was appointed to serve as Secretary and Treasurer of the Company on October 31, 2014.
(3)	Thomas Sullivan was appointed to serve as Chief Executive Officer, Chief Financial Officer, President and Secretary of the Company on November 25, 2013. Mr. Sullivan was elected as director of the Company on December 6, 2013. Mr. Sullivan resigned as Chief Executive Officer, Chief Financial Officer, President, and Secretary on October 31, 2014 and as director on November 11, 2014.

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

Item 13. Certain Relationships and Related Transactions.

On October 15, 2012, the Company issued an aggregate of 5,000,000 shares of Common Stock to NLBDIT 2010 Services, LLC (“NLBDIT”) for an aggregate purchase price equal to $10,000, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

On October 31, 2014, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with Intuitive Venture Partners, LLC, a Delaware limited liability company (“Intuitive”), whereby the Company sold 5,000,000 shares of the Company’s common stock to Intuitive for an aggregate purchase price of $30,000. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The sale of the common stock was not subject to any underwriting discounts or commissions. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, CAC, whereby CAC sold and the Company repurchased 5,000,000 shares of the Company’s common stock, representing the shares sold to Intuitive, for an aggregate purchase price of $60,000 consisting of (a) cash in an amount equal to $30,000, and (b) shares of the Company’s common stock equal to an aggregate value of $30,000 to be issued upon the completion of a merger, based upon the price of the Company’s shares of common stock sold or issued at the time of the merger.

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

During the year ended March 31, 2016, professional fees totaling $53,129 were paid by our Company’s stockholder, an entity in which both members of our management may be deemed to have shared voting and dispositive power. These amounts are reported as additional paid-in capital.

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

Item 14. Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $14,000 and $16,00 for the fiscal years ended March 31, 2016 and 2015, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended March 31, 2016 and 2015.

Tax Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning were approximately $1,000 for each of the fiscal years ended March 31, 2016 and 2015.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal year ended March 31, 2016.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2016

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2016

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCHESS HOLDINGS CORP.

Dated: June 29, 2016	By:	/s/ David G. Landskowsky
David G. Landskowsky
President
Principal Executive Officer

	By:	/s/ Todd W. Harrigan
Todd W. Harrigan
Secretary and Treasurer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ David G. Landskowsky	President	June 29, 2016
David G. Landskowsky

/s/ Todd W. Harrigan	Secretary and Treasurer	June 29, 2016
Todd W. Harrigan

